Form 10QSB
period 1996-06-30
CONTEMPRI HOMES INC
filed 1996-08-15
CIK 897926

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                         FORM 10-QSB

     (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

Commission File Number 1-11762

                                 CONTEMPRI HOMES, INC.
            (Exact name of small business issuer as specified in its charter)



Delaware                                                 23-2441485
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)

Stauffer Industrial Park
Taylor, Pennsylvania                                        18517
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:  (717) 562-0110

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X      No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.10 Par Value)                     Outstanding at July 31, 1996

                   Class A                             9,680,672 shares
                   Class B                               595,501 shares


PART I.  FINANCIAL INFORMATION

CONTEMPRI HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                JUNE 30           DECEMBER 31
                                                 1996                1995
ASSETS                                         (UNAUDITED)          (NOTE)

CURRENT ASSETS
  Cash and cash equivalents                       $73,908           $336,243
  Accounts receivable, net of allowance
  for doubtful accounts of $77,000
  in 1996 and 107,000 in 1995                    2,260,449           490,353

 Inventories, net                                  757,276         1,243,371
 Other current assets                               17,473            38,821

                 TOTAL CURRENT ASSETS             3,109,106         2,108,788

PROPERTY, PLANT AND EQUIPMENT
  Leasehold improvements                              4,890             --
  Machinery and equipment                         4,364,090         4,339,961

                                                  4,368,980         4,339,961

Accumulated depreciation and amortization        (4,027,594)       (3,962,194)

                                                    341,386           377,767


OTHER ASSETS
  Intangible assets, net                          2,311,919         2,361,434
  Other assets                                       53,994            42,593

                                                  2,365,913         2,404,027

TOTAL ASSETS                                     $5,816,405        $4,890,582



See notes to condensed consolidated financial statements.

CONTEMPRI HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  JUNE 30         DECEMBER 31
                                                    1996             1995
                                                 (UNAUDITED)        (NOTE)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                          $1,826,575       $1,417,713
  Accrued warranty costs                             156,298          194,056
  Accrued compensation and payroll                    99,226           81,158
  Accrued taxes other than income taxes              117,572           88,942
  Other accrued liabilities                          437,058          330,458
  Current maturities of long-term debt               106,981          164,580
  Customer and carrier deposits                      402,230          251,486

  TOTAL CURRENT LIABILITIES                         3,145,940       2,528,393

LONG-TERM DEBT                                      1,672,056       1,783,659

TOTAL LIABILITIES                                   4,817,996       4,312,052

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
  Preferred stock, $1 par value; authorized
  1,000,000 shares; 755,000 issued and
  outstanding in 1996, liquidation
  preference $799,000                                 755,000

STOCKHOLDERS' EQUITY
  Class A Common Stock, $.10 par value;
  authorized 20,000,000 shares;
  issued and outstanding 9,680,672
  shares in 1996 and 1995                             968,067          968,067
  Class B Common Stock, convertible into
   Class A Common Stock on a one-for-one
   basis, $.10 par value; authorized
   5,000,000 shares; issued and outstanding
   595,501 shares in 1996 and 1995                     59,550           59,550
  Additional paid-in capital                       18,070,504       18,070,504
 Accumulated deficit                              (18,854,712)     (18,519,591)

TOTAL STOCKHOLDERS' EQUITY                            998,409          578,530

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $5,816,405       $4,890,582

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date included in the Company's Annual Report on Form 10-KSB.


See notes to condensed consolidated financial statements.


CONTEMPRI HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                         THREE MONTHS ENDED             SIX MONTHS ENDED
                               JUNE 30                       JUNE 30
                         1996           1995            1996            1995

Revenues              $3,697,141     $3,187,404      $6,249,174      $5,937,685

Cost and expenses:
 Cost of sales         3,015,962      2,486,376       5,221,302       5,101,079
 Selling, general
  and administrative     669,953        609,543       1,264,736       1,226,429
 Interest                 54,370         75,816          98,257         143,713


                       3,740,285      3,171,735       6,584,295       6,471,221

NET LOSS                 (43,144)        15,669        (335,121)       (533,536)

Net loss per share        ($0.00)       ($0.00)          ($0.03)         ($0.05)


Weighted average number of
 shares of common stock
 and common stock
 equivalents          10,276,173     10,276,173      10,276,173      10,276,173




CONTEMPRI HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   SIX MONTHS ENDED JUNE 30
                                                         1996          1995

OPERATING ACTIVITIES
 Net loss                                            ($335,121)     ($533,536)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation                                           65,400       128,268
  Amortization                                           38,114        48,400
  Write-off of intangible asset                            --            --
  Provision for losses on accounts receivable              --           6,000
  Changes in operating assets and liabilities:
   Accounts receivable                               (1,770,096)      (63,671)
   Inventories                                          486,095       325,522
   Other current assets                                  21,348        (7,586)
   Trade accounts payable                               408,862       120,499
   Accrued liabilities                                  122,967       161,873
   Income taxes payable                                  (7,427)       (4,060)
   Customer and carrier deposits                        150,744       (92,911)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES    (819,114)       88,798

INVESTING ACTIVITIES
  Additions to property, plant and equipment            (29,019)      (85,736)
  Disposition of other assets                                           8,371

NET CASH USED IN INVESTING ACTIVITIES                   (29,019)      (77,365)

FINANCING ACTIVITIES
 Proceeds from long-term obligations                     585,798       50,733
 Repayments of long-term obligations                       --        (624,721)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      585,798     (573,988)

 NET DECREASE IN CASH AND CASH EQUIVALENTS              (262,335)    (562,555)

  CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                   336,243      898,539

  CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $73,908     $335,984

NONCASH FINANCING ACTIVITIES
 Conversion of long-term notes to
  redeemable preferred stock                            $755,000         --

See notes to consolidated financial statements.




CONTEMPRI HOMES, INC.
ITEM 1 - NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results thatmay be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE B - ACCOUNTING POLICY

Contempri Homes, Inc. commences manufacture of its modular homes upon receipt of a written order and a partial payment by the customer. Revenue is recognized when manufacturing of the modular home has been completed which is also when risk of loss contractually passes to the buyer. Contempri does not generally hold modular homes in inventory for sale in the ordinary course of business.

NOTE C - SEGMENT INFORMATION

The Company operates in one business segment: the manufacture of modular homes. All of Contempri's operations are located within the United States. Contempri had no sales to customers located outside the United States in excess of 1% of revenue. During the first half of 1996, two customers accounted for 15.8% and 11.5% of total revenues. At June 30, 1996, the Company's receivables from these customers were approximately 27.5% and 9.4% of total accounts receivable, respectively.

NOTE D - INVENTORIES
Inventories, which are stated at cost (determined on the first-in, first-out method), consist of the following:

                                             June 30              December 31
                                               1996                  1995
                                           (Unaudited)

Raw materials                              $   492,316            $  389,549
Work-in-progress                                60,000                91,592
Finished goods                                 204,960               762,230
                                            $  757,276            $1,243,371


NOTE E - INCOME TAXES

The Company uses the asset and liability approach to account for income taxes required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), whereby deferred income taxes are provided for temporary differences between the carrying values of assets and liabilities for financial reporting and income tax purposes using the enacted rates at which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company does not anticipate a provision or (benefit) for income taxes during 1996.

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

The Company has received or paid the following items:

                                          Six Months Ended June 30
                                           1996              1995

Interest Paid                             $91,498           $50,981
Income Tax Paid                             7,427             8,235

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

             RESULTS OF OPERATIONS.

Results of Operations

Revenues were $6,249,174 for the six months ended June 30, 1996, compared with $5,937,685 for the same period of 1995, while the net loss was $335,121 compared to a net loss of $533,536 for the same period of 1995. The loss per share was $0.03 in 1996 versus $0.05 for the first six months of 1995. For the three month period ended June 30, 1996 revenues were $3,697,141 compared with 3,187,404 for the same period of 1995, while the net loss was $43,144 compared to net income of $15,669 for the same period of 1995. The loss per share was less than $0.01 in 1996 versus income per share of less than $0.01 for the second quarter of 1995.

The Company's revenues increased in the second quarter of 1996 by $509,737 or 16.0% while on a year to date basis revenues increased by $311,489 or 5.2%.
These increases are attributable to the late spring production of a large multi-family housing project.

The Company's gross margin and gross margin percentage were slightly lower for the quarter. Gross profit for the quarter was $681,179 or 18.4% compared to $701,028 or 22.0% for the same period of 1995. Gross profit year to date was $1,027,872 or 16.5% compared to $836,606 or 14.1% for the same period of 1995. The year to date gross margin percentage improvement of 2.4% for the year is mainly attributable to a reduction in workmen's compensation premiums.
Raw material costs as a percentage of sales amounted to 55.4% for the quarter compared to 53.4% for the same period of 1995 for an increase of 2.0%. This increase resulted from higher market prices paid for wood and wood based components. Raw material costs as a percentage of sales amounted to 55.2%
for the first six months of 1996 compared to 55.6% for the same period of 1995 or an improvement of 0.4%.

Selling, general and administrative costs increased $60,410 for the quarter from $609,543 to $669,953. Year to date selling, general and administrative costs increased $38,307 from $1,226,429 to $1,264,736. The quarter and year to date increases in selling, general and administrative are attributable to increased sales commission rates, introduction of new marketing programs and fleet maintenance costs.

Interest expense was $54,370 for the second quarter of 1996 compared to $75,816 for the same period of 1995, while year to date interest expense was $98,257 compared to $143,713 for the same period of the prior year. These decreases were the direct result of reduced credit line borrowings.

Financial Condition

On April 8, 1996, the Company was able to reduce its long-term debt obligations by entering into an agreement to convert $755,000 of long-term debt by issuing 755,000 shares of Preferred Stock - Class A with a redemption value of $799,000. Holders of the Preferred Stock are entitled to cash payments in redemption of such shares equal to twenty percent (20%) of the Company's net profit, after tax, increased by depreciation and decreased by debt repayment and capital expenditures. In the event the Company defaults on its redemption payment obligation, each holder has a right to exchange each share of non-redeemed stock to debt and to record a judgment with respect thereto. The Preferred Stock is not entitled to payment of dividends.

On April 22, 1996 the Company amended the Warrant Agreement covering its outstanding Common Stock Warrants to reduce the exercise price from $0.75 per share to $0.25 per share. This reduction brings the exercise price more closely in line with the current market price of the Company's Class A Common
Stock.

Although the outlook for the future has greatly improved, there can be no assurances that the Company will be able to extend the terms of existing obligations, obtain additional financing or increase sales, gross margins and operating efficiencies in order to generate additional cash flows and capital resources. The return to profitability and continued operations of the Company are dependent upon achieving these goals.


                          PART II.  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

The Company is a defendant in various legal actions that arose out of the normal course of business. It is management's opinion, based on their evaluation and discussion with counsel, that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position nor its results of operations.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of Contempri Homes, Inc. was held on June 28, 1996. Below is a summary of that meeting.

a) The following individual was elected Director by the holders of the Company's Class A Common Stock by a vote of 5,413,008 for and 50,433 withheld:

                    H. Douglas Schrock

The following individuals were elected Directors by the holders of the Company's Class B Common Stock by a vote of 595,501 to 0 with no abstentions:

                    Herbert M. Gardner
                    William J. Barrett
                    Stephen Bassett
                    Peter Borsuk

b) J. H. Cohn & Company was ratified as the Company's independent auditors by a vote of 6,001,513 to 50,133 with 7,296 abstentions.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits - None

b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended June 30, 1996.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CONTEMPRI HOMES, INC.


Date:  August 9, 1996                    By:     /s/Stephen Bassett
                                                 Stephen Bassett, President,
                                                 Principal Executive and
                                                 Operating Officer

Date:  August 9, 1996                    By:     /s/ Peter P. Borsuk
                                                 Peter P. Borsuk, Vice President
                                                 of Finance, Treasurer and Chief
                                                 Financial Officer

