Form 10QSB
period 1996-09-30
CONTEMPRI HOMES INC
filed 1996-11-14
CIK 897926

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

     (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

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

Common Stock ($.10 Par Value)           Outstanding at October 31, 1996

                   Class A                             9,680,672 shares
                   Class B                               595,501 shares


PART I. FINANCIAL INFORMATION

CONTEMPRI HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30     DECEMBER 31
                                                          1996            1995
ASSETS                                                 (UNAUDITED)       (NOTE)

CURRENT ASSETS
     Cash and cash equivalents                             $26,568      $336,243
     Accounts receivable, net of allowance
        for doubtful accounts of $122,000
        in 1996 and $107,000 in 1995                     1,356,529       490,353
     Inventories, net                                    1,000,402     1,243,371
     Other current assets                                   36,977        38,821

TOTAL CURRENT ASSETS                                      2,420,476    2,108,788

PROPERTY, PLANT AND EQUIPMENT
     Leasehold improvements                                   4,890        --
     Machinery and equipment                              4,376,151    4,339,961

                                                          4,381,041    4,339,961
     Accumulated depreciation and
         amortization                                    (4,060,294)  (3,962,194)

                                                            320,747      377,767

OTHER ASSETS
     Intangible assets, net                               2,287,162    2,361,434
     Other assets                                            51,342       42,593

                                                          2,338,504    2,404,027

TOTAL ASSETS                                             $5,079,727   $4,890,582




See notes to condensed consolidated financial statements.

CONTEMPRI HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      SEPTEMBER 30     DECEMBER 31
                                                          1996           1995
                                                       (UNAUDITED)      (NOTE)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Trade accounts payable                              $1,933,934   $1,417,713
     Accrued warranty costs                                 140,355      194,056
     Accrued compensation and payroll                       108,334       81,158
     Accrued taxes other than income taxes                  175,853       88,942
     Other accrued liabilities                              276,288      330,458
     Current maturities of long-term debt                    85,715      164,580
     Outside services payable                               283,712      112,744
     Customer and carrier deposits                          193,824      138,742

TOTAL CURRENT LIABILITIES                                 3,198,015    2,528,393

LONG-TERM DEBT                                            1,186,603    1,783,659

TOTAL LIABILITIES                                         4,384,618    4,312,052

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK:
     Preferred stock, $1 par value; authorized
        1,000,000 shares; 755,000 issued and
        outstanding in 1996, liquidation
        preference $799,000                                 755,000         --

STOCKHOLDERS' EQUITY (DEFICIENCY)
     Class A Common Stock,$.10 par value;
        authorized 20,000,000 shares;
        issued and outstanding 9,680,672
        shares in 1996 and 1995                             968,067      968,067
     Class B Common Stock, convertible into
        Class A Common Stock on a one-for-one
            basis,$.10 par value; authorized
            5,000,000 shares; issued and outstanding
            595,501 shares in 1996 and 1995                  59,550       59,550
Additional paid-in capital                               18,070,504   18,070,504
Accumulated deficit                                     (19,158,012) (18,519,591)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                     (59,891)     578,530

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $5,079,727   $4,890,582

Note : The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date included in the Company's Annual Report on Form 10-KSB.

See notes to condensed consolidated financial statements.

CONTEMPRI HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                         THREE MONTHS ENDED            NINE MONTHS ENDED
                            SEPTEMBER 30                 SEPTEMBER 30
                        1996            1995           1996           1995

Revenues              $3,114,933     $3,342,999      $9,364,107      $9,280,684

Cost and expenses:
  Cost of sales        2,701,897      2,805,268       8,010,283       7,906,347
  Selling, general
  and administrative     672,553        622,085       1,850,205       1,848,514
  Interest                43,783         76,874         142,040         220,587

                       3,418,233      3,504,227      10,002,528       9,975,448

NET LOSS                (303,300)      (161,228)       (638,421)       (694,764)

Net  loss per share       ($0.03)        ($0.02)         ($0.06)         ($0.07)



Weighted average number of
   shares of common stock
   and common stock
   equivalents        10,276,173     10,276,173      10,276,173      10,276,173


CONTEMPRI HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                        1996           1995
OPERATING ACTIVITIES
   Net loss                                          ($638,421)     ($694,764)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation                                     98,100        192,402
       Amortization                                     74,272         72,600
       Provision for losses on accounts receivable      45,009          6,000
       Changes in operating assets and liabilities:
           Accounts receivable                        (911,185)      (390,681)
           Inventories                                 242,969        401,183
           Other current assets                          1,844        (33,527)
           Trade accounts payable                      516,221        171,346
           Accrued liabilities                          13,643        373,720
           Income taxes payable                         (7,427)        (4,060)
           Outside Services Payable                    170,968        109,805
           Customer and carrier deposits                55,082        (52,297)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES   (338,925)       151,727

INVESTING ACTIVITIES
   Additions to property, plant and equipment          (41,080)       (96,914)
   Disposition (Acquisition) of other assets            (8,749)        10,159

NET CASH  USED IN INVESTING ACTIVITIES                 (49,829)       (86,755)

FINANCING ACTIVITIES
   Proceeds from long-term obligations                  79,079         50,733
   Repayments of long-term obligations                     --        (531,113)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     79,079       (480,380)

      NET DECREASE IN CASH AND CASH EQUIVALENTS       (309,675)      (415,408)

             CASH AND CASH EQUIVALENTS AT
               BEGINNING OF PERIOD                     336,243        898,539

             CASH AND CASH EQUIVALENTS AT
               END OF PERIOD                           $26,568       $483,131

NONCASH FINANCING ACTIVITIES
   Conversion of long-term notes to
     redeemable preferred stock                       $755,000             --

See notes to condensed consolidated financial statements.


CONTEMPRI HOMES, INC.
ITEM 1 - NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

NOTE C - SEGMENT INFORMATION

The Company operates in one business segment: the manufacture of modular homes. All of Contempri's operations are located within the United States. Contempri had no sales to customers located outside the United States in excess of 1% of revenue. During the first nine months of 1996, two customers accounted for 12.7% and 10.2% of total revenues, respectively. At September 30, 1996, the Company's receivables from these customers were approximately 11.9% and 5.5% of total accounts receivable, respectively.

NOTE D - INVENTORIES
Inventories, which are stated at cost (determined on the first-in, first-out method), consist of the following:

                                          September 30            December 31
                                              1996                   1995
                                          (Unaudited)

Raw materials                           $  655,635                 $  389,549
Work-in-progress                            60,000                     91,592
Finished goods                             284,767                    762,230
                                        $1,000,402                 $1,243,371


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

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

The Company has received or paid the following items:

                                             Nine Months Ended September 30
                                               1996                 1995

Interest Paid                               $131,098             $106,443
Income Tax Paid                                7,427                4,060

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues were $9,364,107 for the nine months ended September 30, 1996, compared with $9,280,684 for the same period of 1995, while the net loss was $638,421 compared to a net loss of $694,764 for the same period of 1995.
The loss per share was $0.06 in 1996 versus $0.07 for the first nine months of 1995. For the three month period ended September 30, 1996 revenues were $3,114,933 compared with $3,342,999 for the same period of 1995, while the net loss was $303,300 compared to a net loss of $161,228 for the same period of 1995. The loss per share was $0.03 in 1996 versus a loss per share of $0.02 third quarter of 1995.

The Company's revenues decreased in the third quarter of 1996 by $228,066 or 6.8% while on a year-to-date basis revenues increased by $83,423 or 0.9%.

The Company's gross margin and gross margin percentage were both lower for the quarter. Gross profit for the quarter was $413,036 or 13.2% compared to $537,731 or 16.1% for the same period of 1995. Gross profit year to date was $1,353,824 or 14.5% compared to $1,374,337 or 14.8% for the same period of 1995. The quarter's gross margin percentage decrease of 2.9% is mainly attributable to increased raw material costs. Raw material costs as a percentage of sales amounted to 57.6% for the quarter compared to 54.9% for the same period of 1995 for an increase of 2.7%. This increase resulted from higher market prices paid for wood and wood based components. Raw material costs as a percentage of sales amounted to 56.0% for the first nine months of 1996 compared to 55.4% for the same period of 1995 or an increase of 0.6%.

Selling, general and administrative costs increased $50,448 for the quarter from $622,085 to $672,553. Year to date selling, general and administrative costs increased $1,691 from $1,848,514 to $1,850,205.

Interest expense was $43,783 for the third quarter of 1996 compared to $76,874 for the same period of 1995, while year-to-date interest expense was $142,040 compared to $220,587 for the same period of the prior year. These decreases were the direct result of the elimination of interest associated with the $1,050,000 of indebtedness related to the sale and subsequent leaseback of the manufacturing facility in the fourth quarter of 1995.


Financial Condition

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



ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits - None

b) Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter ended September 30, 1996.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              CONTEMPRI HOMES, INC.


Date:  November 4, 1996                  By:     /s/Stephen Bassett
                                                 Stephen Bassett, President,
                                                 Principal Executive and
                                                 Operating Officer

Date:  November 4, 1996                  By:     /s/ Peter P. Borsuk
                                                 Peter P. Borsuk, Vice President
                                                 of Finance, Treasurer and Chief
                                                 Financial Officer